Form 10-Q
period 2016-12-09
Kaskad Corp.
filed 2016-12-09
CIK 1680228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-212891

KASKAD CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

32-0468701	2750
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Kaskad Corp.

Dimitar Petkov 119, ent. B, fl. 3, ap. 92

Sofia, 1309 Bulgaria

Tel. +17472311549

Email: company@corpkaskad.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,455,000 common shares issued and outstanding as of November 30, 2016.

KASKAD CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of November 30, 2016 (Unaudited) and May 31, 2016 Interim Unaudited Statement of Operations for the three and six months ended November 30, 2016	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended November 30, 2016	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Kaskad Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

KASKAD CORP.

Balance sheet

AS OF NOVEMBER 30, 2016

ASSETS	November 30, 2016 (Unaudited)	May 31, 2016 (Audited)
Current Assets
Cash and cash equivalents Inventory	$4,116 2,306	2,417 218
Prepaid expenses	9,930	-
Total Current Assets	$16,352	2,635

Fixed Assets
Equipment/Website, net	5,284	3,249
Total Fixed Assets	$5,284	3,249

Total Assets	$21,636	5,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	1,068
Customer Deposits	630	-
Related Party Loans	5,800	100
Total Current Liabilities	$6,430	1,168

Total Liabilities	$6,430	1.168

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,455,000 and 5,000,000 shares issued and outstanding respectively	5,455	5,000
Additional paid in capital	13,195	-
Accumulated income (deficit)	(3,444)	(284)
Total Stockholder’s Equity	$15,836	4,716

Total Liabilities and Stockholder’s Equity	$21,636	5,884

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of operations

SIX MONTHS ENDED NOVEMBER 30, 2016

	Three months ended November 30, 2016 (Unaudited)	Six months ended November 30, 2016 (Unaudited)

REVENUES	$5,300	6,700
Cost of Goods Sold	345	352
Gross Profit	4,955	6,348

OPERATING EXPENSES
Professional Fees	1,404	6,724
General and Administrative Expenses	1,627	2,783
TOTAL OPERATING EXPENSES	(3,031)	(9,507)

NET INCOME (LOSS) FROM OPERATIONS	1,924	(3,159)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$1,924	(3,159)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,067,831	5,033,808

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of cash flows

SIX MONTHS ENDED NOVEMBER 30, 2016

Six months ended November 30, 2016 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (3,159)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	424
Increase in Prepaid Expenses	(9,930)
Increase in Inventory	(2,088)
Decrease in Accounts Payable	(1,068)
Increase in Customer Deposits	630
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,460)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,650
Related Party Loans	5,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,350

NET INCREASE IN CASH	1,699

Cash, beginning of period	2,417

Cash, end of period	$ 4,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0
Income taxes paid	$ 0

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Notes to the interim unaudited financial statements

NOVEMBER 30, 2016

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Kaskad Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 9, 2015. We just recently started our operations. Our business is the application of various types of scratch products, such as: maps, globes, postcards, games, and distribution thereof primarily in Bulgaria and neighboring countries. Our leased office is located at Yakubitsa 7, Sofia, Bulgaria, 1164.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of November 30, 2016.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The functional and reporting currency is USD. The Company’s yearend is May 31.

Interim Financial Statements

Interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements and interim disclosures generally do not repeat those in the annual statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,116 of cash as of November 30, 2016 and $2,417 as of May 31, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $9,930 in prepaid expenses as of November 30, 2016 and $0 as of May 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,306 in raw materials inventory as of November 30 and $218 as of May 31, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of Digital Flatbed Printer 8 Colors Automatic Printing Machine is 5 years and current version of web site is one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

KASKAD CORP.

Notes to the interim unaudited financial statements

NOVEMBER 30, 2016

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of November 30, 2016 and $1,068 as of May 31, 2016.

Customer Deposit

Customer Deposit discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $630 in customer deposit as of November 30, 2016 and $0 as of May 31, 2016.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $0 of advertising expenses as of November 30, 2016 and $129 as of May 31, 2016.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of November 30, 2016 the Company has generated limited revenue. We have signed Contract for sale of goods with customers Kotra Link OOD, GeativeMe LTD and Maps&World OOD.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

KASKAD CORP.

Notes to the interim unaudited financial statements

NOVEMBER 30, 2016

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2016 there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

Note 4 – FIXED ASSETS

		Equipment	Website	Totals
Cost
As at June 9, 2015		$-	$-	$-
Additions		3,049	240	3,289
Disposals		-	-	-
As at May 31, 2016		$3,049	$240	$3,289
Additions		-	-	-
Disposals		-	-	-
As at August 31, 2016		$3,049	$240	$3,289
Additions		2,460	-	2,460
Disposals		-	-	-
As at November 30, 2016		$5,509	$240	$5,749

Depreciation
As at June 9, 2015		-	-	-
Change for the period		(-)	(40)	(40)
As at May 31, 2016	$	(-)	$(40)	$(40)
Change for the period		(152)	(60)	(212)
As at August 31, 2016		$(152)	$(100)	$(252)
Change for the period		(153)	(60)	(213)
As at November 30, 2016		$(305)	$(160)	$(465)

Net book value		$5,204	$80	$5,284

As at November 30, 2016 we have purchased LCD Advertising Player for $2,460.

Note 5 – LOAN FROM DIRECTOR

As of November 30, 2016 our sole director has loaned to the Company $5,800. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,800 as of November 30, 2016 and $100 as of May 31, 2016.

KASKAD CORP.

Notes to the interim unaudited financial statements

NOVEMBER 30, 2016

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 15, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

During November 2016 the Company issued 455,000 shares of common stock to shareholders for cash proceeds of $13,650 at $0.03 per share.

We are in a process of shares issuance to our shareholders.

There were 5,455,000 shares of common stock issued and outstanding as of November 30, 2016 and 5,000,000 shares as of May 31, 2016.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $215 monthly fee, starting on June 1, 2016.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2016 the Company had net operating loss carry forwards of approximately $3,444 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2016 was approximately $1,171. The net change in valuation allowance during the year ended November 30, 2016 was $1,074. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2016.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of November 30, 2016	As of May 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(3,444)	(284)
Valuation allowance	$3,444	284
Net deferred tax assets	$-	-

KASKAD CORP.

Notes to the interim unaudited financial statements

NOVEMBER 30, 2016

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the six months ended November 30, 2016 as follows:

	As of November 30, 2016	As of May 31, 2016
Computed “expected” tax expense (benefit)	$(1,074)	(97)
Change in valuation allowance	$1,074	97
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Kaskad Corp. was incorporated in the State of Nevada on June 9, 2015 and established a fiscal year end of May 31, 2016. We have limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in scratch products manufacturing. We have not commenced operations yet. We have already commenced our operations. As of today, we have developed our business plan, purchased webpage (www.corpkaskad.com) and purchased all necessary equipment and signed an Office Lease Agreement, dated May 11, 2016. The purchased equipment includes Digital Flatbed Printer 8 Colors Automatic Printing Machine and raw materials, such as: printer ink, hot stamping foil, laminate for plastic cards, white plastic sheet inkjet and additional materials set. Our business office is registered at Dimitar Petkov 119, ent. B, fl. 3, ap. 92, Sofia 1309 Bulgaria. Our telephone number is +17472311549.

Our Business

We plan to produce scratch products. We had plans to produce only Scratch Maps on the beginning stage of our operations. The idea brought by a desire to chart travels in a new way. This was followed by a period of design finessing and material testing to arrive at a unique new product that looked amazing on any wall, was informative and a joy to scratch. Furthermore, it is a cognitive product. With the help of Scratch Map children could learn the names of the countries and their capitals. The raw materials for our production are plastic sheets, laminate, and color inks and hot stamping foil. There are different variations on the scratch products. The Company decided to produce also: Scratch Globe, Scratch Postcard and Scratch Games.

Scratch Globe is a map with a difference. Scratch Globe is a gold foil coated map of the world that allows traveller to scratch off where they have been on their travels. When they have scratched off the country or continent they have been to, a rich and colorful map with geographical detail is revealed underneath. Scratch Globe is an excellent gift to post to someone recently back from his or her holidays.

Scratch Postcard is a nice present for holiday greetings, congratulations, apology, compliments, expressing feelings of those, who makes a present. Scratch Games is a simple way to have interesting and fun time.

We plan to market and distribute our product in European market. We plan to sell our product to tourists, travellers, and private clients. We have not yet entered the market and have no market penetration to date. Once we have entered the market, we will be one of many participants in the scratch products business. Many established, yet well financed entities are currently active in the market. Nearly all Kaskad Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Kaskad Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful company in the scratch products industry.

The raw materials for our business are available. We have already purchased webpage (www.corpkaskad.com) and all necessary raw materials from Key Bon Refrigerant Co., Limited (China). We do not have patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts in place. As of today, we did not spend any funds on research and development activities. We do not have any employees other than our sole officer and Director, Piotr Sibov who has no experience in our intended industry.

Applications

We plan to manufacture and sell high quality scratch products for a variety of applications. Scratch products (map, globe) can be used as wall maps or small map to be taken with the person for a trip. With its help person can plan its travel. Scratch product can be a great present for anyone. We believe that travellers will be the largest consumer for our scratch products. It can be also used as a cognitive product to help children in learning names of the countries and its capitals. Scratch products is widely used in tourism industry. Our target market is currently based in Bulgaria. We plan to sell our products directly to our potential customers.

Marketing

Our sole officer and director, Piotr Sibov, will be responsible for marketing of our company and our scratch products. We intend to use marketing strategies, such as web and newspaper advertisements, direct mailing, and phone calls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of this prospectus we have registered our website www.corpkaskad.com. Our website describes our products in detail, show our contact information, and include some general information and pictures of scratch products. We intend to use Internet promotion tools on Facebook and Twitter to advertise our company and create links to our website. We will ask our satisfied customers for referrals. We also plan to attend shows and exhibitions in our industry. We will promote our products through word of mouth.

Even if we are able to obtain sufficient number of customers to buy our scratch products, there is no guarantee that it will cover our costs and that we will be able retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue it would materially affect our financial condition and our business could be harmed.

Competition

There are some barriers of entry in the scratch products market. These barriers include need for the capital to start up such as equipment, building, and raw materials; customer loyalty when large incumbent firms may have existing customers loyal to established products or exclusive agreements with key links in the supply chain could make it difficult for other manufacturers to enter an industry. We need proceeds from this offering to enter this business. We will be in a market where we compete with other companies offering similar products. There are several companies Dedrax Ltd (1), Passat Press (2) and Classic Design (3). We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for scratch products than us, which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Kaskad Corp. has not yet entered the market and has no market penetration to date. Once we have entered the market, we will be one of many participants in the scratch products business. Many established, yet well financed entities are currently active in the market. Nearly all Kaskad Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Kaskad Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful company in the scratch products industry. Therefore, Kaskad Corp. may not be able to establish itself within the industry at all.

Contracts

We have entered into an Office Lease Agreement, dated May 11, 2016. According to the agreement, Kaskad Corp. leases an office for the production of scratch products.

Our director Piotr Sibov has agreed to give us an interest-free loan, as indicated by a verbal agreement closed between Piotr Sibov and Kaskad Corp.

We have entered into a Sale of Goods Agreements with Kotra Link OOD, GeativeMe LTD and Maps&World OOD.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Piotr Sibov.

Offices

Our business office is registered at Dimitar Petkov 119, ent. B, fl. 3, ap. 92. Sofia 1309 Bulgaria. This is the office provided by our President and Director, Piotr Sibov. Our phone number is +17472311549. The office is a part of a residence of our sole officer and director, Piotr Sibov. As the date of this Prospectus we have entered into an Office Lease Agreement, dated May 11, 2016. According to the agreement, Kaskad, Corp. leases the premise for the production of scratch products. The total area of the premises is 35 square meters. The address of the premises is Yakubitsa 7, Sofia, Bulgaria, 1164.

Government Regulation

Because we plan to produce our product in Bulgaria that is a member of European Union and sell them in European Union, we are not subject to export or import regulations or controls. We are not aware of any existing or probable government regulation on our business. We will be required however to comply with the European Union Tax Regulations. We do not believe that government regulations will have a material impact on the way we conduct our business.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and capital resources

As at November 30, 2016, our total assets were $21,636. Total assets were comprised of $16,352 in current assets and $5,284 in fixed assets.

As at November 30, 2016, our current liabilities were $5,800 and Stockholders’ equity was $15,836.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2016 net cash flows used in operating activities was $15,191.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended November 30, 2016 we have generated $2,640 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended November 30, 2016 net cash flows used in financing activities was $19,350.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

We are a development stage company and have generated limited revenue to date. Long term financing beyond the maximum aggregate amount of this offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and an exact amount of funding needed for our long term financing.

Our independent registered public accountant has issued a going concern opinion. This means that there is doubting that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $90,000 from this offering, it will last one year, but we may need more funds on business operations in the next year, and we will have to revert to obtaining additional money.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sofia, Bulgaria on December __, 2016.

KASKAD CORP.

By:	/s/	Piotr Sibov
	Name:	Piotr Sibov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)