Form 10-Q
period 2017-03-16
Kaskad Corp.
filed 2017-03-16
CIK 1680228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2017

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,834,000 common shares issued and outstanding as of February 28, 2017.

KASKAD CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of February 28, 2017 (Unaudited) and May 31, 2016 Interim Unaudited Statement of Operations for the three and nine months ended February 28, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended February 28, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

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

KASKAD CORP.

Balance sheet

AS OF FEBRUARY 28, 2017

ASSETS	February 28, 2017 (Unaudited)	May 31, 2016 (Audited)
Current Assets
Cash and cash equivalents Inventory	$5,047 2,284	2,417 218
Prepaid expenses	5,285	-
Total Current Assets	$12,616	2,635

Fixed Assets
Equipment/Website, net	8,882	3,249
Total Fixed Assets	$8,882	3,249

Total Assets	$21,498	5,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	1,068
Related Party Loans	5,800	100
Total Current Liabilities	$5,800	1,168

Total Liabilities	$5,800	1,168

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,834,000 and 5,000,000 shares issued and outstanding respectively	5,834	5,000
Additional paid in capital	24,155	-
Accumulated income (deficit)	(14,291)	(284)
Total Stockholder’s Equity	$15,698	4,716

Total Liabilities and Stockholder’s Equity	$21,498	5,884

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of operations

NINE MONTHS ENDED FEBRUARY 28, 2017

	Three months ended February 28, 2017 (Unaudited)	Nine months ended February 28, 2017 (Unaudited)

REVENUES	$630	7,330
Cost of Goods Sold	22	374
Gross Profit	608	6,956

OPERATING EXPENSES
Professional Fees	2,404	9,128
General and Administrative Expenses	9,052	11,835
TOTAL OPERATING EXPENSES	(11,456)	(20,963)

NET INCOME (LOSS) FROM OPERATIONS	(10,848)	(14,007)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(10,848)	(14,007)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,759,674	5,409,068

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of cash flows

NINE MONTHS ENDED FEBRUARY 28, 2017

Nine months ended February 28, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,007)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	826
Increase in Prepaid Expenses	(5,284)
Increase in Inventory	(2,066)
Decrease in Accounts Payable	(1,068)
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(6,460)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,989
Related Party Loans	5,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,689

NET INCREASE IN CASH	2,630

Cash, beginning of period	2,417

Cash, end of period	$5,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of February 28, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,047 of cash as of February 28, 2017 and $2,417 as of May 31, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $5,285 in prepaid expenses as of February 28, 2017 and $0 as of May 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,284 in raw materials inventory as of February 28, 2017 and $218 as of May 31, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of Digital Flatbed Printer 8 Colors Automatic Printing Machine and other office equipment is 5 years and current version of web site is one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2017

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of February 28, 2017 and $1,068 as of May 31, 2016.

Customer Deposit

Customer Deposit discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of February 28, 2017 and $0 as of May 31, 2016.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $5,891 of advertising expenses as of February 28, 2017 and $129 as of May 31, 2016.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of February 28, 2017 the Company has generated limited revenue. We have signed Contract for sale of goods with customers Kotra Link OOD, GeativeMe LTD and Maps&World OOD.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2017

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2017 there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

		Equipment	Website	Totals
Cost
As at June 9, 2015		$-	$-	$-
Additions		3,049	240	3,289
Disposals		-	-	-
As at May 31, 2016		$3,049	$240	$3,289
Additions		-	-	-
Disposals		-	-	-
As at August 31, 2016		$3,049	$240	$3,289
Additions		2,460	-	2,460
Disposals		-	-	-
As at November 30, 2016		$5,509	$240	$5,749
Additions		4,000	-	4,000
Disposals		-	-	-
As at February 28, 2017		$9,509	$240	$9,749

Depreciation
As at June 9, 2015		-	-	-
Change for the period		(-)	(40)	(40)
As at May 31, 2016	$	(-)	$(40)	$(40)
Change for the period		(152)	(60)	(212)
As at August 31, 2016		$(152)	$(100)	$(252)
Change for the period		(153)	(60)	(213)
As at November 30, 2016		$(305)	$(160)	$(465)
Change for the period		(342)	(60)	(402)
As at February 28, 2017		$(647)	$(220)	$(867)

Net book value		$8,862	$20	$8,882

Note 5 – LOAN FROM DIRECTOR

As of February 28, 2017 our sole director has loaned to the Company $5,800. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,800 as of February 28, 2017 and $100 as of May 31, 2016.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2017

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 15, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

During November 2016 the Company issued 455,000 shares of common stock to shareholders for cash proceeds of $13,650 at $0.03 per share.

During December 2016 the Company issued 333,000 shares of common stock to shareholders for cash proceeds of $9,959 at $0.03 per share.

During January 2017 the Company issued 46,000 shares of common stock to shareholders for cash proceeds of $1,380 at $0.03 per share.

There were 5,834,000 shares of common stock issued and outstanding as of February 28, 2017 and 5,000,000 shares as of May 31, 2016.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $215 monthly fee, starting on June 1, 2016.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 28, 2017 the Company had net operating loss carry forwards of approximately $14,291 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at February 28, 2017 was approximately $4,859. The net change in valuation allowance during the nine months ended February 28, 2017 was $4,762. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of February 28, 2017	As of May 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(14,291)	(284)
Valuation allowance	$14,291	284
Net deferred tax assets	$-	-

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2017

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended February 28, 2017 as follows:

	As of February 28, 2017	As of May 31, 2016
Computed “expected” tax expense (benefit)	$(4,859)	(97)
Change in valuation allowance	$4,859	97
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

General

Kaskad Corp. was incorporated in the State of Nevada on June 9, 2015 and established a fiscal year end of May 31, 2016. We have limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in scratch products manufacturing. We have not commenced operations yet. We have already commenced our operations. As of today, we have developed our business plan, purchased webpage (www.corpkaskad.com) and purchased all necessary equipment and signed an Office Lease Agreement, dated May 11, 2016. The purchased equipment includes two Digital Flatbed Printer 8 Colors Automatic Printing Machine, LCD Advertising Player and raw materials, such as: printer ink, hot stamping foil, laminate for plastic cards, white plastic sheet inkjet and additional materials set. Our business office is registered at Dimitar Petkov 119, ent. B, fl. 3, ap. 92, Sofia 1309 Bulgaria. Our telephone number is +17472311549.

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

Competition

There are some barriers of entry in the scratch products market. These barriers include need for the capital to start up such as equipment, building, and raw materials; customer loyalty when large incumbent firms may have existing customers loyal to established products or exclusive agreements with key links in the supply chain could make it difficult for other manufacturers to enter an industry. We need proceeds from this offering to enter this business. We will be in a market where we compete with other companies offering similar products. There are several companies Dedrax Ltd, Passat Press and Classic Design. We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for scratch products than us, which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

Liquidity and capital resources

As at February 28, 2017, our total assets were $21,498. Total assets were comprised of $12,616 in current assets and $8,882 in fixed assets.

As at February 28, 2017, our current liabilities were $5,800 and Stockholders’ equity was $15,698.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2017 net cash flows used in operating activities was $21,599.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended February 28, 2017 we have generated $6,460 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended February 28, 2017 net cash flows used in financing activities was $30,689.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sofia, Bulgaria on March 15, 2017.

KASKAD CORP.

By:	/s/	Piotr Sibov
	Name:	Piotr Sibov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)