Form 10-K
period 2017-05-31
Kaskad Corp.
filed 2017-07-26
CIK 1680228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-212891

KASKAD CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	2750	32-0468701
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Kaskad Corp.

Dimitar Petkov 119, ent. B, fl. 3, ap. 92

Sofia, 1309  Bulgaria

Tel. +17472311549

Email: company@corpkaskad.com

(Address and telephone number of principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,834,000 common shares issued and outstanding as of May 31, 2017.

PART I

Item 1. Description of Business

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our audited financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Kaskad Corp. was incorporated in the State of Nevada on June 9, 2015 and established a fiscal year end of May 31. We have limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in scratch products manufacturing. We have not commenced operations yet. We have already commenced our operations. As of today, we have developed our business plan, purchased webpage (www.corpkaskad.com) and purchased all necessary equipment and signed an Office Lease Agreement, dated May 11, 2016. The purchased equipment includes two Digital Flatbed Printer 8 Colors Automatic Printing Machine, LCD Advertising Player and raw materials, such as: printer ink, hot stamping foil, laminate for plastic cards, white plastic sheet inkjet and additional materials set. Our business office is registered at Dimitar Petkov 119, ent. B, fl. 3, ap. 92, Sofia 1309 Bulgaria. Our telephone number is +17472311549.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of May 31, 2017, no shares of our common stock have traded

Number of Holders

As of May 31, 2017, the 5,834,000 issued and outstanding shares of common stock were held by a total of 37 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2017 and 2016.

Recent Sales of Unregistered Securities

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

There were 5,834,000 shares of common stock issued and outstanding as of May 31, 2017 and 5,000,000 shares as of May 31, 2016.

Purchase of our Equity Securities by Officers and Directors

On March 15, 2016, the Company offered and sold 5,000,000 restricted shares of common stock to our president and director, Piotr Sibov, for a purchase price of $0.001 per share, for aggregate offering proceeds of $5,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED MAY 31, 2017

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

Liquidity and capital resources

As at May 31, 2017, our total assets were $16,894. Total assets were comprised of $8,507 in current assets and $8,387 in fixed assets.

As at May 31, 2017, our current liabilities were $5,800 and Stockholders’ equity was $11,094.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended May 31, 2017 net cash flows used in operating activities was $24,694.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended May 31, 2017 we have generated $6,460 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended May 31, 2017 net cash flows used in financing activities was $30,689.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan.

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company has resigned rental agreement with Penko Blagoev. The lease starts on June 1, 2017 and ending on June 1, 2019, with monthly price of $215.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

KASKAD CORP.

FINANCIAL STATEMENTS

For the Years Ended May 31, 2017 and May 31, 2016

Report of Independent Registered Public Accounting Firm

KASKAD CORP.

Balance sheet

May 31, 2017 and May 31, 2016

(Audited)

ASSETS	May 31, 2017	May 31, 2016
Current Assets
Cash and cash equivalents Inventory	$1,952 1,915	2,417 218
Prepaid expenses	4,640	-
Total Current Assets	$8,507	2,635

Fixed Assets
Equipment/Website, net	8,387	3,249
Total Fixed Assets	$8,387	3,249

Total Assets	$16,894	5,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	1,068
Related Party Loans	5,800	100
Total Current Liabilities	$5,800	1,168

Total Liabilities	$5,800	1,168

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,834,000 and 5,000,000 shares issued and outstanding respectively	5,834	5,000
Additional paid in capital	24,155	-
Accumulated income (deficit)	(18,895)	(284)
Total Stockholder’s Equity	$11,094	4,716

Total Liabilities and Stockholder’s Equity	$16,894	5,884

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of operations

Year ended May 31, 2017

(Audited)

	Three months ended May 31, 2017	Year ended May 31, 2017

REVENUES	$5,000	12,330
Cost of Goods Sold	369	743
Gross Profit	4,631	11,587

OPERATING EXPENSES
Professional Fees	7,879	17,007
General and Administrative Expenses	1,356	13,191
TOTAL OPERATING EXPENSES	(9,235)	(30,198)

NET INCOME (LOSS) FROM OPERATIONS	(4,604)	(18,611)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(4,604)	(18,611)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,834,000	5,415,052

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of stockholder’s equity

(Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, June 9, 2015	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on March 15, 2016	5,000,000	5,000	-	-	5,000

Net income for the period ended May 31, 2016	-	-	-	(284)	(284)

Balance, May 31, 2016	5,000,000	$5,000	$-	$(284)	$4,716
Shares issued for cash at $0.03 per share	834,000	24,989	-	-	24,989

Net income for the year ended May 31, 2017	-	-	-	(18,611)	(18,611)

Balance, May 31, 2017	5,834,000	$29,989	$-	$(18,895)	$11,094

See accompanying notes to unaudited financial statements.

KASKAD CORP.

Statement of cash flows

Year ended May 31, 2017

(Audited)

Year ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,611)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,321
Increase in Prepaid Expenses	(4,639)
Increase in Inventory	(1,697)
Decrease in Accounts Payable	(1,068)
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(6,460)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,989
Related Party Loans	5,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,689

NET INCREASE IN CASH	(465)

Cash, beginning of period	2,417

Cash, end of period	$1,952

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Notes to the audited financial statements

May 31, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of May 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $1,952 of cash as of May 31, 2017 and $2,417 as of May 31, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $4,640 in prepaid expenses as of May 31, 2017 and $0 as of May 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $1,915 in raw materials inventory as of May 31, 2017 and $218 as of May 31, 2016.

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

KASKAD CORP.

Notes to the audited financial statements

May 31, 2017

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of May 31, 2017 and $1,068 as of May 31, 2016.

Customer Deposit

Customer Deposit discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of May 31, 2017 and $0 as of May 31, 2016.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $5,891  of advertising expenses as of May 31, 2017 and $129 as of May 31, 2016.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of May 31, 2017 the Company has generated limited revenue. We have signed Contract for sale of goods with customers Kotra Link OOD,  GeativeMe LTD and Maps&World OOD.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

KASKAD CORP.

Notes to the audited financial statements

May 31, 2017

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2017 there were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

		Equipment	Website	Totals
Cost
As at June 9, 2015		$-	$-	$-
Additions		3,049	240	3,289
Disposals		-	-	-
As at May 31, 2016		$3,049	$240	$3,289
Additions		6,460	-	-
Disposals		-	-	-
As at May 31, 2017		$9,509	$240	$9,749

Depreciation
As at June 9, 2015		-	-	-
Change for the period		(-)	(40)	(40)
As at May 31, 2016	$	(-)	$(40)	$(40)
Change for the period		(1,122)	(200)	(1,322)
As at May 31, 2017		$(1,122)	$(240)	$(1,362)

Net book value		$8,387	$-	$8,387

Note 5 – LOAN FROM DIRECTOR

As of May 31, 2017 our sole director has loaned to the Company $5,800. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,800 as of May 31, 2017 and $100 as of May 31, 2016.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 15, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

During November 2016 the Company issued 455,000 shares of common stock to shareholders for cash proceeds of $13,650 at $0.03 per share.

KASKAD CORP.

Notes to the audited financial statements

May 31, 2017

During December 2016 the Company issued 333,000 shares of common stock to shareholders for cash proceeds of $9,959 at $0.03 per share.

During January 2017 the Company issued 46,000 shares of common stock to shareholders for cash proceeds of $1,380 at $0.03 per share.

There were 5,834,000 shares of common stock issued and outstanding as of May 31, 2017 and 5,000,000 shares as of May 31, 2016.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has resigned rental agreement with Penko Blagoev. The lease starts on June 1, 2017 and ending on June 1, 2019, with monthly price of $215.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of May 31, 2017 the Company had net operating loss carry forwards of approximately $18,895 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at May 31, 2017 was approximately $6,424. The net change in valuation allowance during the year ended May 31, 2017 was $6,327. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of May 31, 2017	As of May 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(18,895)	(284)
Valuation allowance	$18,895	284
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended May 31, 2017 as follows:

	As of May 31, 2017	As of May 31, 2016
Computed “expected” tax expense (benefit)	$(6,327)	(97)
Change in valuation allowance	$6,327	97
Actual tax expense (benefit)	$-	-

KASKAD CORP.

Notes to the audited financial statements

May 31, 2017

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of May 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at May 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Piotr Sibov Dimitar Petkov 119, ENT. B, Fl. 3, 92. Sofia, Bulgaria. 1309	43	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Piotr Sibov has acted as our President, Treasurer, Secretary and sole Director since our incorporation on June 9, 2015.  Mr. Sibov owns 85.7% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Sibov was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. This decision did not in any manner relate to Mr. Sibov’s previous employments. Mr. Sibov’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. From November 2010 to September 2013 he worked at Voyage Bulgaria Ltd., a tour company as a travel agent. From October 2013 to April 2015 he worked as a travel manager. Mr. Sibov intends to devote 20 hours a week of his time to planning and organizing activities of Kaskad Corp. Our sole officer and director has agreed to commit more time as required. During the past ten years, Mr. Sibov has not been the subject to any of the following events:

1.             Any bankruptcy petition filed by or against any business of which Mr. Sibov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.             Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.             An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sibov’s involvement in any type of business, securities or banking activities.

4.             Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.             Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f) (3)(i) of this section, or to be associated with persons engaged in any such activity;

6.             Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.             Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)       Any Federal or State securities or commodities law or regulation; or

(ii)     Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)    Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.             Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Piotr Sibov, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

Management compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on June 9, 2015 until May 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Piotr Sibov, President, Secretary and Treasurer	June 9, 2015 to May 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Sibov currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of May 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Piotr Sibov	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Piotr Sibov Dimitar Petkov 119, ENT. B, Fl. 3, 92. Sofia, Bulgaria. 1309	5,000,000 shares of common stock (direct)	85.7%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Item 13. Certain Relationships and Related Transactions

Piotr Sibov, our sole officer and director may be considered a control person or a promoter of the company as the Securities Act of 1933 defines those terms, as amended. Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest. Piotr Sibov will not be paid for any underwriting services that he performs on our behalf with respect to this offering.

On March 15, 2016, we issued a total of 5,000,000 shares of restricted common stock to Piotr Sibov, our sole officer and director in consideration of $5,000. Further, Mr. Sibov has advanced funds to us. As of May 31, 2017, Mr. Sibov advanced us $5,800. The $5,800 loan is due upon demand by Mr. Sibov. Mr. Sibov will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Sibov. Mr. Sibov will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Sibov does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Sibov or the repayment of the funds to Mr. Sibov.

No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other considerations from us except those persons who are our salaried employees or directors. No assets will be, nor expected to be, acquired from any promoter on behalf of us. We have not entered into any agreements that require disclosure to the shareholders.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2017, we incurred approximately $8,532 in fees to our principal independent  accountants for professional services rendered in connection with the audit of our May 31, 2016 financial statements and for the reviews of our financial statements for the quarters ended August 31, 2016, November 30, 2016, and February 28, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sofia, Bulgaria on July 26, 2017.

KASKAD CORP.

By:	/s/	Piotr Sibov
	Name:	Piotr Sibov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)