Form 10-K/A
period 2017-05-31
Kaskad Corp.
filed 2017-08-31
CIK 1680228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On July 26, 2017, KASKAD CORP. (sometimes referred to as the "Company") filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (the "Original Form 10-K") with the Securities and Exchange Commission (the "SEC").

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for the fiscal year ended May 31, 2017(the “Original 10-K”) of KASKAD CORP. solely to add REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and to correct some inadvertent errors in errors in Date of the period of The Statement of operations Year ended May 31, 2017 and The Statement of cash flows Year ended May 31, 2017.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on July 26, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

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

FISCAL YEAR ENDED MAY 31, 2017 AND MAY 31, 2016

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

As at May 31, 2016, our total assets were $5,884. Total assets were comprised of $2,635 in current assets and $3,249 in fixed assets.

As at May 31, 2016, our current liabilities were $1,168 and Stockholders’ equity was $4,716.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended May 31, 2017 and 2016 net cash flows used in operating activities was $24,694 and $606.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended May 31, 2017 and 2016 we have generated $6,460 and $3,289 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended May 31, 2017 and 2016 net cash flows used in financing activities was $30,689 and 5,100.

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

KASKAD CORP.

FINANCIAL STATEMENTS

For the Years Ended May 31, 2017 and May 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kaskad Corp.:

We have audited the accompanying balance sheet of Kaskad Corp. (“the Company”) as of May 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2017 and period ended June 9, 2015 (inception) through May 31, 2016. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Kaskad Corp., as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended May 31, 2017 and the period from June 9, 2015 (inception) through May 31, 2016, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
July 25, 2017

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

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of operations

Year ended May 31, 2017

(Audited)

	Year ended May 31, 2017	From June 9, 2015 (Inception) to May 31, 2016

REVENUES	$12,330	-
Cost of Goods Sold	743	-
Gross Profit	11,587	-

OPERATING EXPENSES
Professional Fees	17,007	-
General and Administrative Expenses	13,191	284
TOTAL OPERATING EXPENSES	(30,198)	(284)

NET INCOME (LOSS) FROM OPERATIONS	(18,611)	(284)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(18,611)	(284)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,415,052	1,068,493

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

KASKAD CORP.

Statement of cash flows

Year ended May 31, 2017

(Audited)

	Year ended May 31, 2017	From June 9, 2015 (Inception) to May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,611)	$(284)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,321	40
Increase in Prepaid Expenses	(4,639)	-
Increase in Inventory	(1,697)	(218)
Decrease/increase in Accounts Payable	(1,068)	1,068
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,694)	606

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(6,460)	(3,289)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,460)	(3,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,989	5,000
Related Party Loans	5,700	100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,689	5,100

NET INCREASE IN CASH	(465)	2,417

Cash, beginning of period	2,417	-

Cash, end of period	$1,952	$2,417

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sofia, Bulgaria on August 31, 2017.

KASKAD CORP.

By:	/s/	Piotr Sibov
	Name:	Piotr Sibov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)