Form 10-Q
period 2017-08-31
Kaskad Corp.
filed 2017-09-12
CIK 1680228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,834,000 common shares issued and outstanding as of August 31, 2017.

KASKAD CORP.

QUARTERLY REPORT ON FORM 10-Q

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

KASKAD CORP.

Balance sheet

AS OF AUGUST 31, 2017

ASSETS	August 31, 2017 (Unaudited)	May 31, 2017 (Audited)
Current Assets
Cash and cash equivalents Inventory	$4,602 1,898	1,952 1,915
Prepaid expenses	3,995	4,640
Total Current Assets	$10,495	8,507

Fixed Assets
Equipment/Website, net	7,911	8,387
Total Fixed Assets	$7,911	8,387

Total Assets	$18,406	16,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	5,800	5,800
Total Current Liabilities	$5,800	5,800

Total Liabilities	$5,800	5,800

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,834,000 and 5,834,000 shares issued and outstanding respectively	5,834	5,834
Additional paid in capital	24,155	24,155
Accumulated income (deficit)	(17,383)	(18,895)
Total Stockholder’s Equity	$12,606	11,094

Total Liabilities and Stockholder’s Equity	$18,406	16,894

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of operations

THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

	Three months ended August 31, 2017 (Unaudited)	Three months ended August 31, 2016 (Unaudited)

REVENUES	$10,900	1,400
Cost of Goods Sold	670	7
Gross Profit	10,230	1,393

OPERATING EXPENSES
Professional Fees	7,397	5,320
General and Administrative Expenses	1,320	1,156
TOTAL OPERATING EXPENSES	(8,717)	(6,476)

NET INCOME (LOSS) FROM OPERATIONS	1,513	(5,083)

PROVISION FOR INCOME TAXES	514	-

NET INCOME (LOSS)	$999	(5,083)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,834,000	5,000,000

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Statement of cash flows

THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

	Three months ended August 31, 2017 (Unaudited)	Three months ended August 31, 2016 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$999	$(5,083)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	475	212
Decrease/increase in Prepaid Expenses	645	(245)
Decrease in Inventory	17	7
Decrease in Accounts Payable	-	(1,068)
Income Taxes	514	-
CASH FLOWS USED IN OPERATING ACTIVITIES	2,650	(6,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	4,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,200

NET INCREASE IN CASH	2,650	(1,977)

Cash, beginning of period	1,952	2,417

Cash, end of period	$4,602	$440

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Notes to the interim unaudited financial statements

AUGUST 31, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues $23,230 as of August 31, 2017.  The Company currently has net income, not sufficient for operations and commitments, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,602 of cash as of August 31, 2017 and $1,952 as of May 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $3,995 in prepaid expenses as of August 31, 2017 and $4,640 as of May 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $1,898 in raw materials inventory as of August 31, 2017and $1,915 as of May 31, 2017.

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

KASKAD CORP.

Notes to the interim unaudited financial statements

AUGUST 31, 2017

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of August 31, 2017 and $0 as of May 31, 2017.

Customer Deposit

Customer Deposit discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of August 31, 2017 and $0 as of May 31, 2017.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $5,891 of advertising expenses as of August 31, 2017 and $5,891 as of May 31, 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of August 31, 2017 the Company has generated revenue of $23,230. We have signed Contract for sale of goods with customers Kotra Link OOD, GeativeMe LTD and Maps&World OOD.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

KASKAD CORP.

Notes to the interim unaudited financial statements

AUGUST 31, 2017

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2017 there were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

		Equipment	Website	Totals
Cost
As at June 9, 2015		$-	$-	$-
Additions		3,049	240	3,289
Disposals		-	-	-
As at May 31, 2016		$3,049	$240	$3,289
Additions		6,460	-	-
Disposals		-	-	-
As at May 31, 2017		$9,509	$240	$9,749
Additions		-	-	-
Disposals		-	-	-
As at August 31, 2017		$9,509	$240	$9,749

Depreciation
As at June 9, 2015		-	-	-
Change for the period		(-)	(40)	(40)
As at May 31, 2016	$	(-)	$(40)	$(40)
Change for the period		(1,122)	(200)	(1,322)
As at May 31, 2017		$(1,122)	$(240)	$(1,362)
Change for the period		(476)	-	(476)
As at August 31, 2017		$(1,598)	$(240)	$(1,838)

Net book value		$7,911	$-	$7,911

Note 5 – LOAN FROM DIRECTOR

As of August 31, 2017 our sole director has loaned to the Company $5,800. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,800 as of August 31, 2017 and $5,800 as of May 31, 2017.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 15, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

KASKAD CORP.

Notes to the interim unaudited financial statements

AUGUST 31, 2017

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

There were 5,834,000 shares of common stock issued and outstanding as of August 31, 2017 and 5,000,000 shares as of May 31, 2016.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has resigned rental agreement with Penko Blagoev. The lease starts on June 1, 2017 and ending on June 1, 2019, with monthly price of $215.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and capital resources

As at August 31, 2017, our total assets were $18,406. Total assets were comprised of $10,495 in current assets and $7,911 in fixed assets.

As at August 31, 2017, our current liabilities were $5,800 and Stockholders’ equity was $12,606.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2017 net cash flows used in operating activities was $2,650.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended August 31, 2017 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended August 31, 2017 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sofia, Bulgaria on September 12, 2017.

KASKAD CORP.

By:	/s/	Piotr Sibov
	Name:	Piotr Sibov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)