Form 10-Q
period 2018-02-28
Kaskad Corp.
filed 2019-08-09
CIK 1680228

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018

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

Kaskad Corp.

The Franklin, Unit 1312, 4 Pritchard Street, Newtown,

Johannesburg, Gauteng 2001, South Africa

Tel. +19173103507

Email: kakskadcorp020@gmail.com

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

Large accelerated filer ()	Accelerated filer ()	Non-accelerated filer ()	Emerging growth company ()	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,834,000 common shares issued and outstanding as of February 28, 2018.

1

KASKAD CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Kaskad Corp. (“the Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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

KASKAD CORP.

Balance sheet

AS OF FEBRUARY 28, 2018

ASSETS	February 28, 2018 (Unaudited)	May 31, 2017 (Audited)
Current Assets
Cash and cash equivalents	$-	$1,952
Inventory	1,519	1,915
Prepaid expenses	2,705	4,640
Total Current Assets	$4,224	$8,507

Fixed Assets
Equipment/Website, net	8,770	8,387
Total Fixed Assets	$8,770	$8,387

Total Assets	$12,994	$16,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Current Liabilities
Notes Payable – Related Party	5,800	5,800
Total Current Liabilities	$5,800	$5,800

Total Liabilities	$5,800	$5,800

Stockholder’s Equity
Common stock, $0.001 par value; 75,000,000 shares authorized 5,834,000 shares issued and outstanding	5,834	5,834
Additional paid in capital	24,155	24,155
Accumulated deficit	(22,795)	(18,895)
Total Stockholder’s Equity	$7,194	$11,094

Total Liabilities and Stockholder’s Equity	$12,994	$16,894

See accompanying notes, which are an integral part of these financial statements.

KASKAD CORP.

Statement of operations

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Three months ended February 28, 2018 (Unaudited)	Three months ended February 28, 2017 (Unaudited)	Nine months ended February 28, 2018 (Unaudited)	Nine months ended February 28, 2017 (Unaudited)

REVENUES	$8,050	$630	$24,100	$7,330
Cost of Goods Sold	475	22	1,399	374
Gross Profit	7,575	608	22,701	6,956

OPERATING EXPENSES
Professional Fees	9,004	2,404	18,229	9,128
General and Administrative Expenses	5,696	9,052	8,371	11,835
TOTAL OPERATING EXPENSES	(14,700)	(11,456)	(26,600)	(20,963)

NET LOSS FROM OPERATIONS	(7,125)	(10,848)	(3,899)	(14,007)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FOR THE PERIOD	$(7,125)	$(10,848)	$(3,899)	$(14,007)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,834,000	5,759,674	5,834,000	5,409,068

See accompanying notes, which are an integral part of these financial statements.

KASKAD CORP.

Statement of cash flows

NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Nine months ended February 28, 2018 (Unaudited)	Nine months ended February 28, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,899)	$(14,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,788	826
Decrease/increase in Prepaid Expenses	1,935	(5,284)
Decrease/increase in Inventory	396	(2,066)
Decrease in Accounts Payable	-	(1,068)
CASH FLOWS USED IN OPERATING ACTIVITIES	220	(21,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,172)	(6,460)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,172)	(6,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	5,700
Proceeds from sale of common stock	-	24,989
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	30,689

NET DECREASE/INCREASE IN CASH	(1,952)	2,630

Cash, beginning of period	1,952	2,417

Cash, end of period	$0	$5,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2018

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Kaskad Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 9, 2015. Our business is the application of various types of scratch products, such as: maps, globes, postcards, games, including the distribution thereof primarily in South Africa and neighboring countries. Our leased office is located at The Franklin, Unit 1312, 4 Pritchard Street, Newtown, Johannesburg, Gauteng 2001, South Africa.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company had revenues $24,100 for the nine months ended February 28, 2018. The Company currently has net income, not sufficient for operations and commitments, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors, or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The functional and reporting currency is USD. The Company’s fiscal year-end is May 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of February 28, 2018, and $1,952 as of May 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,705 in prepaid expenses as of February 28, 2018, and $4,640 as of May 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $1,519 in raw materials inventory as of February 28, 2018, and $1,915 as of May 31, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of Digital Flatbed Printer 8 Colors Automatic Printing Machine and other office equipment is 5 years and current version of the website is one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2018

Accounts Payable

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of February 28, 2018, and $0 as of May 31, 2017.

Customer Deposit

Customer Deposit discloses a liability to customers for products. A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods. The Company had $0 in customer deposit as of February 28, 2018 and $0 as of May 31, 2017.

Advertising Costs

The Company’s policy regarding advertising is to expense when incurred. The Company incurred $4,000 of advertising expenses as of February 28, 2018, and $5,891 as of May 31, 2017.

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ending February 28, 2018 and February 28, 2017.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), which requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended February 28, 2018, the Company has generated revenue of $24,100. We have signed a contract for sale of goods with customers Kotra Link OOD, GeativeMe LTD and Maps&World OOD.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2018

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2018, there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation – Stock Compensation”. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

	Equipment	Website	Totals
Cost:
As at June 9, 2015	$-	$-	$-
Additions	3,049	240	3,289
As at May 31, 2016	$3,049	$240	$3,289
Additions	6,460	-	-
As at May 31, 2017	$9,509	$240	$9,749
Additions	2,172	-	2,172
As at February 28, 2018	$11,681	$240	$11,921

Depreciation:
As at June 9, 2015	-	-	-
Change for the period	-	(40)	(40)
As at May 31, 2016	$-	$(40)	$(40)
Change for the period	(1,122)	(200)	(1,322)
As at May 31, 2017	$(1,122)	$(240)	$(1,362)
Change for the period	(1,789)	-	(1,789)
As at February 28, 2018	$(2,911)	$(240)	$(3,151)

Net book value	$8,770	$-	$8,770

Note 5 – LOAN FROM DIRECTOR

As of February 28, 2018, our former director had loaned to the Company $5,800. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the former director was $5,800 as of May 31, 2017, and as of February 28, 2018.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 15, 2016, the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

KASKAD CORP.

Notes to the interim unaudited financial statements

FEBRUARY 28, 2018

During November 2016, the Company issued 455,000 shares of common stock to shareholders for cash proceeds of $13,650 at $0.03 per share.

During December 2016, the Company issued 333,000 shares of common stock to shareholders for cash proceeds of $9,959 at $0.029 per share.

During January 2017, the Company issued 46,000 shares of common stock to shareholders for cash proceeds of $1,380 at $0.03 per share.

There were 5,834,000 shares of common stock issued and outstanding as of February 28, 2018 for total cash proceeds of $29,989; and 5,000,000 shares of common stock issued and outstanding as of May 31, 2016 for total cash proceeds of $5,000.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has re-signed the rental agreement with Penko Blagoev. The lease starts on June 1, 2017, and ends on June 1, 2019, with price of $215 per month.

Note 8 – SUBSEQUENT EVENTS

The Company has issued a convertible promissory note in the principal amount of $10,000 to its principal shareholder, officer and director, Peter Pesic, effective February 28, 2019.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement, or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

General

Kaskad Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 9, 2015, and established a fiscal year end of May 31. We have limited revenues, have minimal assets, and have incurred losses since inception. We are a development-stage company formed to commence operations in scratch products manufacturing. We have not commenced operations yet. As of today, we have developed our business plan, purchased webpage (www.corpkaskad.com) and purchased all necessary equipment and signed an Office Lease Agreement, dated May 11, 2016. The purchased equipment includes two Digital Flatbed Printer 8 Colors Automatic Printing Machine, LCD Advertising Player and raw materials, such as: printer ink, hot stamping foil, laminate for plastic cards, white plastic sheet inkjet and additional materials set. Our business office is registered at The Franklin, Unit 1312, 4 Pritchard Street, Newtown, Johannesburg, Gauteng 2001, South Africa. Our telephone number is +19173103507.

Our Business

We plan to produce scratch products. We had plans to produce only Scratch Maps on the beginning stage of our operations. The idea is brought by a desire to chart travels in a new way. This was followed by a period of design finessing and material testing to arrive at a unique new product that looked amazing on any wall, was informative, and a joy to scratch. The raw materials for our production are plastic sheets, laminate, color inks and hot stamping foil. There are different variations on the scratch products. The Company decided to produce also: Scratch Globe, Scratch Postcard, and Scratch Games.

Scratch Globe is a map with a difference. Scratch Globe is a gold foil coated map of the world that allows travelers to scratch off where they have been on their travels. When they have scratched off the country or continent that they have been to, a rich and colorful map with geographical detail is revealed underneath. Scratch Globe is an excellent gift to post to someone recently back from his or her holidays.

Scratch Postcard is a nice present for holiday greetings, congratulations, apology, compliments, expressing feelings, and makes a present. Scratch Games is a simple way to have interesting and fun time.

We plan to market and distribute our product in the African market. We plan to sell our product to tourists, travelers, and private clients. We have not yet entered the market, and have no market penetration to date. Once we have entered the market, we will be one of many participants in the scratch products business. Many established, yet well financed entities are currently active in the market. Nearly all the Company’s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Kaskad Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful company in the scratch products industry.

The raw materials for our business are available. We have already purchased webpage (www.corpkaskad.com) and all necessary raw materials from Key Bon Refrigerant Co., Limited (China). We do not have patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts in place. As of today, we did not spend any funds on research and development activities. We do not have any employees other than our sole officer and Director, Peter Pesic (“Mr. Pesic”), who has no experience in our intended industry.

Applications

We plan to manufacture and sell high quality scratch products for a variety of applications. Scratch products (Scratch Globe, Scratch Postcard, and Scratch Games) can be used as wall maps, or small maps to be taken with the person on their travels. Scratch products can help plan the travel, and can be a great present for anyone. We believe that travelers will be the largest consumer for our scratch products. Scratch products can be also used as a cognitive product to help children in learning names of the countries and their respective capital cities. Scratch products is widely used in the tourism industry. We plan to sell our products directly to our potential customers.

Marketing

Our sole officer and director, Mr. Pesic, will be responsible for marketing of our company and our scratch products. We intend to use marketing strategies, such as web and newspaper advertisements, direct mailing, and phone calls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost-effective way. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of this filing, we have registered our website www.corpkaskad.com. Our website describes our products in detail, show our contact information, and include some general information and pictures of scratch products. We intend to use Internet promotion tools on Facebook and Twitter to advertise our company and create links to our website. We will ask our satisfied customers for referrals. We also plan to attend shows and exhibitions in our industry. We will promote our products through word of mouth.

Even if we are able to obtain sufficient number of customers to buy our scratch products, there is no guarantee that it will cover our costs and that we will be able retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue it would materially affect our financial condition and our business could be harmed.

Competition

There are some barriers of entry in the scratch products market. These barriers include the need for capital to start-up, such as equipment, building, and raw materials; customer loyalty when large incumbent firms may have existing customers loyal to established products or exclusive agreements with key links in the supply chain could make it difficult for other manufacturers to enter the industry. We will be in a market where we compete with other companies offering similar products. There are several companies Dedrax Ltd, Passat Press, and Classic Design. We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for scratch products than us, which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Kaskad Corp. has not yet entered the market and has no market penetration to date. Once we enter the market, we will be one of many participants in the scratch products business. Many established, yet well financed entities are currently active in the market. Nearly all Kaskad Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Kaskad Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful company in the scratch products industry. Therefore, Kaskad Corp. may not be able to establish itself within the industry at all.

Contracts

We have entered into an Office Lease Agreement, dated May 11, 2016. According to the agreement, Kaskad Corp. leases an office for the production of scratch products.

Former director Piotr Sibov had agreed to give us an interest-free loan, as indicated by a verbal agreement closed between Piotr Sibov and Kaskad Corp.

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

Employees

We are a development stage company and currently have no employees, other than our sole officer, Mr. Pesic.

Offices

Our business office is registered at The Franklin, Unit 1312, 4 Pritchard Street, Newtown, Johannesburg, Gauteng 2001, South Africa. This is the office provided by our President and Director, Mr. Pesic. Our phone number is +19173103507. The office is a part of a residence of our sole officer and director, Mr. Pesic.

Government Regulation

We do not believe that government regulations will have a material impact on the way we conduct our business.

Results of operations

We have incurred losses in all periods since inception on June 9, 2015. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and capital resources

As at February 28, 2018, our total assets were $12,994. Total assets were comprised of $4,224 in current assets, and $8,770 in net fixed assets. As at February 28, 2018, our current liabilities were $5,800, and total stockholders’ equity was $7,194.

As at February 28, 2017, our total assets were $16,894. Total assets were comprised of $8,507 in current assets, and $8,387 in net fixed assets. As at February 28, 2017, our current liabilities were $5,800, and total stockholders’ equity was $11,094.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities. For the nine months ended February 28, 2018, net cash flows provided by operating activities was $220.

For the nine months ended February 28, 2017, net cash flows used in operating activities was $(21,599).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended February 28, 2018, net cash flows used in investing activities was $(2,172).

For the nine months ended February 28, 2017, net cash flows used in investing activities was $(6,460).

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended February 28, 2018, net cash flows provided by financing activities was $0.

For the nine months ended February 28, 2017, net cash flows provided by financing activities was $30,689.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

▪	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
▪	Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;
▪	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
▪	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
▪	Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months, unless we obtain additional capital to pay our bills.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Cjief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Johannesburg, South Africa on August 9, 2019.

KASKAD CORP.

By:	/s/	Peter Pesic
	Name:	Peter Pesic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting
Officer)

